Form 10-K
period 1999-12-31
KEYCORP STUDENT LOAN TRUST 1999 B
filed 2000-03-31
CIK 1110760

                                                                     Page 1 of 1
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20659

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

                        Commission File Number: 333-80109-01
                                                ------------

                        KEYCORP STUDENT LOAN TRUST 1999-B
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                         36-4318790
------------------------------------                  -------------------
STATE OR OTHER JURISDICTION                            (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION                       IDENTIFICATION NO.)

   C/O KEY BANK USA, NATIONAL ASSOCIATION, AS ADMINISTRATOR, 800 SUPERIOR AVE,
-------------------------------------------------------------------------------
 ATTN:  DEBRA FRONIUS, CLEVELAND, OHIO                       44114
-----------------------------------------            -----------------------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

Registrant's telephone number, including area code:  (216) 828-9353
                                                     --------------

Securities Registered pursuant to Section 12(b) of the Act:      None
                                                             --------------

Securities Registered pursuant to Section 12(g) of the Act:       None
                                                             --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         The registrant has no officer, director or beneficial owner of more than 10% of equity securities to whom Section 16(a) of the Act applies and consequently Item 405 of Regulation S-K does not apply.

         The registrant does not have any voting stock, has not been involved in bankruptcy proceedings during the past five years and is not a corporate registrant.

         No documents are incorporated by reference into this Form 10-K.
                             Exhibit Index on Page 8


                              Page 1 of 14 Pages

                                                                             99B

         This Annual Report on Form 10-K is filed in reliance upon certain no action letters, including a letter dated May 9, 1997, issued by the Chief Counsel, Division of Corporate Finance of the Securities and Exchange Commission relating to the KeyCorp Student Loan Trust 1996-A, Registration No. 333-4274, stating that the Division will not object if the Registrant files reports pursuant to Sections 13 and 15(d) of the Securities Exchange Act in the manner described in a letter dated April 28, 1997, to the Office of Chief Counsel on behalf of the Registrant. Accordingly, certain items have been omitted from or modified in this Annual Report on Form 10-K.

                                     PART I

Item 1.       BUSINESS.

              Omitted.

Item 2.       PROPERTIES.

              The property of the Registrant consists solely of student loans that are either (i) guaranteed as to the payment of principal and interest by the Pennsylvania Higher Education Assistance Agency ("PHEAA"), Nebraska Student Loan Program ("NSLP"), California Student Aid Commission ("CSAC"), United Student Aid Fund ("USAF"), New York State Higher Education Services Corporation ("HESC"), Educational Credit Management Corporation ("ECMC"), Great Lakes Higher Education Guaranty Corporation ("GLHEC") or the Massachusetts Higher Education Assistance Corporation now doing business as American Student Assistance ("ASA"), and are reinsured by the United States Department of Education (the "Department") or
              (ii) guaranteed as to the payment of principal and interest by The Education Resources Institute, Inc., ("TERI") or HEMAR Insurance Corporation of America ("HICA"), each a private guarantor and are not reinsured by the Department or (iii) are non-guaranteed and not reinsured by the Department.

              See Exhibit 99(a) a Certificate of Key Bank USA, National Association, as Master Servicer of the Registrant with respect to the activities of the Master Servicer during the fiscal year ended December 31, 1999,

              See Exhibit 99(b) a Certificate of Pennsylvania Higher Education Assistance Agency, as Subservicer of the Registrant with respect to the activities of the Subservicer during the fiscal year ended December 31, 1999,

              See Exhibit 99(c) a Certificate of Great Lakes Educational Loan Services, Inc. ("Great Lakes"), as Subservicer of the Registrant with respect to the activities of the Subservicer during the fiscal year ended December 31, 1999 and

                                                                             99B

              See Exhibits 99(d) and 99(f) a Certificate of KeyBank USA, National Association, as Administrator of the Registrant, and the Independent Auditor's Report of Ernst & Young with respect to the activities of the Administrator during the fiscal year ended December 31, 1999.

              See Exhibit 99(e) a Certificate of Bank One, National Association, as Issuer of the Registrant respect to the activities of the Issuer during the fiscal year ended December 31, 1999

Item 3.       LEGAL PROCEEDINGS.

              The Registrant knows of no material pending legal proceedings involving the Registrant or its property.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              No matters were submitted to Certificateholders for a vote during the fiscal year covered by this Annual Report.

                                     PART II

Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS.

              At December 31, 1999, there were two (2) registered holders of the Registrant's Floating Rate Asset Backed Certificates ("Certificates") (i) Key Bank USA, National Association and (ii) CEDE & Co., as nominee of The Depository Trust Company ("DTC"). At December 31, 1999, there was one (1) person registered on the books of DTC as record owner of Certificates. There is no established public market in which the Certificates are traded.

Item 6.       SELECTED FINANCIAL DATA.

              Omitted.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

              Omitted.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

              Omitted.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

              None.

                                    PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

              Omitted.

Item 11.      EXECUTIVE COMPENSATION.

              Omitted.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

              As of December 31, 1999, the Certificates were registered in the name of (i) Key Bank USA, National Association and (ii) CEDE & Co., as nominee of DTC. As of December 31, 1999, the books of DTC indicate that the one (1) DTC participant institution listed below was the record owner of in excess of five percent (5%) of the Certificates issued by the Registrant. Only such participant, however, knows the identity of the beneficial owners of interests in such Certificates.


                               Name and Address of                  Amount and Nature of                 Percent of
Title of Class                 Beneficial Owner                     Beneficial Ownership                 Class
------------------------------ ------------------------------------ ----------------------------------   ---------
Floating Rate Asset Backed     Credit Suisse First Boston           $  65,000,000.  Principal amount     100.00
Certificates                   Corporation                          of Certificates

                               C/O ADF Proxy Services

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                Omitted.

                                     PART IV

Item 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                FORM 8-K.

                (a)(1) FINANCIAL STATEMENTS
                Not Applicable.

                (a)(2) FINANCIAL STATEMENT SCHEDULES
                Not Applicable.

                (b) REPORTS ON FORM 8-K FILED DURING 1999:
                8-K filed on October 12, 1999.

                (c) EXHIBITS. The following documents are filed as part of this Annual Report on Form 10-K.

       EXHIBIT NUMBER                                              DESCRIPTION
            1(a) Note Underwriting Agreement between Key Bank USA, National Association and Credit Suisse First Boston Corporation, dated September 30, 1999 [incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K dated October 12, 1999 (File No. 333-80109)].

            1(b) Certificate Underwriting Agreement between Key Bank USA, National Association and Credit Suisse First Boston Corporation, dated September 30, 1999 [incorporated herein by reference to Exhibit 1.2 to the Current Report on Form 8-K dated October 12, 1999 (File No. 333-80109)].

            4(a) Indenture between KeyCorp Student Loan Trust 1999-B (the "Trust") and Bankers Trust Company (the "Indenture Trustee"), dated as of September 1, 1999 (including as exhibits thereto a form of Floating Rate Asset Backed Note) [incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K dated October 12, 1999 (No. 333-80109)].

            4(b) Amended and Restated Trust Agreement between Key Bank USA, National Association and Bank One, National Association (the "Eligible Lender Trustee"), dated as of September 1, 1999, (including as an exhibit thereto a form of Floating Rate Asset Backed Certificate) [incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K dated October 12, 1999 (File No. 333-80109)].

            4(c) Sale and Servicing Agreement among Key Bank USA, National Association (as Seller, Administrator and Master Servicer), the Trust and the Eligible Lender Trustee, dated as of September 1, 1999 [incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K dated October 12, 1999 (File No. 333-80109)].

            4(d) Administration Agreement among the Administrator, the Trust, and the Indenture Trustee, dated as of September 1, 1999 [incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K dated October 12, 1999 (File No. 333-80109)].

           99(a) Master Servicer's Compliance Certificate, Key Bank USA, National Association.

           99(b) Subservicer's Compliance Certificate from Pennsylvania Higher Education Assistance Agency ("PHEAA").

           99(c) Subservicer's Compliance Certificate from Great Lakes Educational Loan Services, Inc.
                              ("Great Lakes").

           99(d)              Administrator's Compliance Certificate.

           99(e)              Issuer's Compliance Certificate.

           99(f)              Independent Auditor's Report of Ernst & Young.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Date:  March 29, 2000
                                  KEYCORP STUDENT LOAN TRUST 1999-B

                                  BY: BANK ONE, NATIONAL ASSOCIATION, NOT IN
                                  ITS INDIVIDUAL CAPACITY BUT SOLELY AS
                                  ELIGIBLE LENDER TRUSTEE ON BEHALF OF
                                  THE TRUST

                                  by:          /S/ JEFFREY L. KINNEY
                                        --------------------------------

                                  Name:         Jeffrey L. Kinney
                                        --------------------------------

                                  Title:        Vice President
                                        --------------------------------

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Certificateholders during the period covered by this Annual Report on

Form 10-K and the Registrant does not intend to furnish such materials to Certificateholders subsequent to the filing of this report.

                                INDEX OF EXHIBITS



               EXHIBIT NUMBER                            DESCRIPTION                                PAGE

                   99(a)                   Master Servicer's Compliance Certificate                   9
                                                                                                     --

                   99(b)                  Subservicer's Compliance Certificate PHEAA                 10
                                                                                                     --

                   99(c)               Subservicer's Compliance Certificate Great Lakes              11
                                                                                                     --

                   99(d)                    Administrator's Compliance Certificate                   12
                                                                                                     --

                   99(e)                       Issuer's Compliance Certificate                       13
                                                                                                     --

                   99(f)                       Independent Auditor's Report of                       14
                                                                                                     --
                                                        Ernst & Young

                                                                   EXHIBIT 99(a)
                        KEYCORP STUDENT LOAN TRUST 1999-B
                              OFFICER'S CERTIFICATE


Bank One, National Association             Banker's Trust Company
One First National Plaza, Suite 0126       Four Albany Street
Chicago, Illionois 60670                   New York, New York 10006
ATTN: Corporate Trust Administration       ATTN:    Corporate Trust & Agency Group
                                                    Structured Finance
(312) 407-0192                             (212) 250-6501
fax (312) 407-1708                         fax (212) 250-6439


Pursuant to Section 4.09 of the Sale and Servicing Agreement among Key Bank USA, National Association, as Seller, Master Servicer and Administrator, the Trust, and Bank One, National Association, as Eligible Lender Trustee, dated as of September 1, 1999 (the "Agreement"), the undersigned hereby certifies that (i) a review of the activities of the Master Servicer from inception of the Trust, through December 31, 1999, and of its performance under the Agreement has been made, and (ii) to the best of our knowledge, based on our review, the Master Servicer has fulfilled all its obligations under the Agreement throughout such period.


                                   Key Bank USA, National Association,
                                   as Master Servicer

                                   by:
                                       / S/ RANDALL M. BEHM
                                   ------------------------------------
Date:  March 29, 2000              Randall M. Behm
                                   Senior Vice President

                                   by
                                      /S/ DARLENE H DIMITRIJEVS
                                   ------------------------------------
                                   Darlene H. Dimitrijevs, CPA
                                   Senior Vice President

                                                                   EXHIBIT 99(b)
                        KEYCORP STUDENT LOAN TRUST 1999-B
                              OFFICER'S CERTIFICATE

Bank One National Association                                   Banker's Trust Company
One First National Plaza, Suite 0126                            Four Albany Street
Chicago, Illinois 60670                                         New York, New York  10006
ATTN: Corporate Trust Administration                            ATTN Corporate Trust & Agency Group
                                                                         Structured Finance
(312) 407-0192                                                  (212) 250-6501
fax (312) 407-1708                                              fax (212) 250-6439

Key Bank USA, National Association
800 Superior Ave, 4th Floor
Cleveland, OH   44114
ATTN:   Senior Vice President
           Key Education Resources
(216) 828-9342
fax (216) 828-9416

Pursuant to Section 3.08 of the Subservicing Agreement between Key Bank USA, National Association as Master Servicer and Pennsylvania Higher Education Assistance Agency, as Subservicer, dated as of September 1, 1999 (the "Agreement"), the undersigned hereby certifies that (i) a review of the activities of the Subservicer from the inception of the Trust through December 31, 1999, and of its performance under the Agreement has been made, and (ii) to the best of the undersigned's knowledge, based on the review, the Subservicer has fulfilled all its obligations under the Agreement throughout such period


                                     PENNSYLVANIA HIGHER EDUCATION
                                     ASSISTANCE AGENCY,  Subservicer

Date: February 15, 2000              by:   /S/ ERNEST P. BEARDSLEY
                                        --------------------------------
                                     Name: Ernest P. Beardsley
                                     Title:    Senior Vice President

                                                                   EXHIBIT 99(c)
                        KEYCORP STUDENT LOAN TRUST 1999-B
                              OFFICER'S CERTIFICATE


Bank One N.A.                                                   Banker's Trust Company
One First National Plaza, Suite 0126                            Four Albany Street
Chicago, Illinois 60670                                         New York, New York  10006
ATTN: Corporate Trust Administration                            ATTN Corporate Trust & Agency
Group
                                                                         Structured Finance
(312) 407-0192                                                  (212) 250-6501
fax (312) 407-1708                                              fax (212) 250-6439

Key Bank, USA, National Association
800 Superior Ave, 4th Floor
Cleveland, OH   44114
ATTN:   Senior Vice President
           Key Education Resources
(216) 828-9342
fax (216) 828-9416

Pursuant to Section 3.08 of the Subservicing Agreement between Key Bank USA, National Association as Master Servicer and Great Lakes Educational Loan Services, Inc. As Subservicer, dated September 1, 1999 (the "Agreement"), the undersigned hereby certifies that (i) a review of the activities of the Subservicer from the inception of the Trust through December 31, 1999, and of its performance under the Agreement has been made, and (ii) to the best of the undersigned's knowledge, based on the review, the Servicer has fulfilled all its obligations under the Agreement throughout such period


                                 Great Lakes Educational Loan Services, Inc.

Date: December 31, 1999          by:    /S/_MICHAEL J. NOACK
                                   -------------------------
                                 Name: Michael J. Noack
                                 Title:    Secretary

                                                                   EXHIBIT 99(d)
                        KEYCORP STUDENT LOAN TRUST 1999-B
                              OFFICER'S CERTIFICATE


Bank One, National Association                              Banker's Trust Company
One First National Plaza, Suite 0126                        Four Albany Street
Chicago, Illinois 60670                                     New York, New York  10006
ATTN: Corporate Trust Administration                        ATTN: Corporate Trust & Agency Group
                                                                   Structured Finance
(312) 407-0192                                              (212) 250-6501
fax (312) 407-1708                                          fax (212) 250-6439


Pursuant to Section 4.09 of the Sale and Servicing Agreement among Key Bank USA, National Association, as Seller, Master Servicer and Administrator, the Trust, and Bank One, National Association, as Eligible Lender Trustee, dated as of September 1, 1999 (the "Agreement"), the undersigned hereby certifies that (i) a review of the activities of the Administrator from inception of the Trust, through December 31, 1999, and of its performance under the Agreement has been made, and (ii) to the best of our knowledge, based on our review, the Administrator has fulfilled all its obligations under the Agreement and the related Administration Agreement respectively throughout such period.


                                Key Bank USA, National Association,
                                as Administrator


                                by:
                                      /S/ RANDALL M. BEHM
                                ----------------------------------
Date:  March 29, 2000           Randall M. Behm
                                Senior Vice President

                                by;
                                      /S/ DARLENE
                                ----------------------------------
                                Darlene H. Dimitrijevs, CPA
                                Senior Vice President

                                                                   EXHIBIT 99(e)
                        KEYCORP STUDENT LOAN TRUST 1999-B
                              OFFICER'S CERTIFICATE


Banker's Trust Company
Four Albany Street
New York, New York  10006
ATTN: Corporate Trust & Agency Group
        Structured Finance
(212) 250-6501
fax (212) 250-6439


Pursuant to Section 3.09 of the Indenture the undersigned hereby certifies that
(i) a review of the actifities of the Issuer from Inception of the Trust, through December 31, 1999, and of its performance under the Indenture has been made, and (ii) to the best of our knowledge, based on our review, the Issuer has fulfilled all its obligations under the Indenture throughout such period.


                               KEYCORP STUDENT LOAN TRUST 1999-B, as Issuer
                              by:  Bank One N.A.
                                   as Eligible Lender Trustee


                              by:         /S/ JEFFREY L. KINNEY
                                 ------------------------------
Date:  March 1, 2000               Jeffrey L. Kinney
                                   Vice President

Key Bank, USA, National Association
800 Superior Ave, 4th Floor
Cleveland, OH   44114
ATTN:      Senior Vice President
           Key Education Resources
(216) 828-9342
fax (216) 828-9416

                                                                   EXHIBIT 99(f)
                         INDEPENDENT ACCOUNTANT'S REPORT
                      FOR KEYCORP STUDENT LOAN TRUST 1999-B

We have examined management's assertion, included in its representation letter dated March 3, 2000 that Key Bank USA, National Association (KBUSA), a wholly owned subsidiary of KeyCorp, complied with sections 4.04, 4.08(a), 4.08(b), 4.08(c), 5.06, 5.07 and 5.08 of the KeyCorp Student Loan Trust 1999-B Sale and Servicing Agreement and sections 1.(a)(xx), 1.(b)(iii), 2 and 3 of the KeyCorp Student Loan Trust 1999-B Administration Agreement (collectively, the "Agreements") as of December 31, 1999 and for the period from September 30, 1999 through December 31, 1999. As discussed in the representation letter, management is responsible for KBUSA's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about KBUSA's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about KBUSA's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances, our examination assumed the accuracy of reports prepared by KBUSA's student loan processor. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on KBUSA's compliance with the aforementioned requirements.

In our opinion, assuming the accuracy of reports prepared by KBUSA's student loan processor, management's assertion that KBUSA was in compliance with the sections in the Agreements referred to above, as of December 31, 1999 and for the period from September 30, 1999 through December 31, 1999, is fairly stated, in all material respects.

This report is intended solely for your information and is not to be referred to or distributed for any purpose to anyone who is not authorized to receive such information as specified in the Agreements or in the exhibits attached thereto.

                                                           /s/ Ernst & Young LLP

Cleveland, Ohio
March 3, 2000