Form 10-K
period 2000-12-31
KEYCORP STUDENT LOAN TRUST 1999 B
filed 2001-04-02
CIK 1110760

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20659
                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000
                          -----------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

                      Commission File Number: 333-80109-01
                                              ------------

                        KEYCORP STUDENT LOAN TRUST 1999-B
         ---------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                               36-4318790
------------------------------------             -------------------
   STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION                  IDENTIFICATION NO.)

   C/O KEY BANK USA, NATIONAL ASSOCIATION, AS ADMINISTRATOR, 800 SUPERIOR AVE.,
--------------------------------------------------------------------------------
   ATTN: DEBRA FRONIUS, CLEVELAND, OHIO                  44114
-------------------------------------------            ----------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

Registrant's telephone number, including area code:  (216) 828-9353
                                                    ---------------

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
Yes   X    No
    -----     -----

     The registrant has no officer, director or beneficial owner of more than 10% of equity securities to whom Section 16(a) of the Act applies and consequently Item 405 of Regulation S-K does not apply.

     The registrant does not have any voting stock, has not been involved in bankruptcy proceedings during the past five years and is not a corporate registrant.

     No documents are incorporated by reference into this Form 10-K.
                             Exhibit Index on Page 7
                                                  ---
                               Page  1  of  19  Pages
                                    ---    ----

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

                                     PART I

Item 1.        Business.
               --------

               Omitted.

Item 2.        Properties.
               ----------

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

               See Exhibit 99(a) a Certificate of Key Bank USA, National Association, as Master Servicer of the Registrant with respect to the activities of the Master Servicer during the fiscal year ended December 31, 2000.

               See Exhibit 99(b) and 99(f) a Certificate of Pennsylvania Higher Education Assistance Agency, as Subservicer of the Registrant, and the Independent Accountant's Report of KPMG Peat Marwick with respect to the activities of such Subservicer during the calendar year ended December 31, 2000.

               See Exhibit 99(c) and 99(g) a Certificate of Great Lakes Educational Loan Services, Inc. ("Great Lakes"), as Subservicer of the Registrant , and the Independent Accountant's Report of Ernst & Young with respect to the activities of such Subservicer during the calendar year ended December 31, 2000.

               See Exhibits 99(d) and 99(h) a Certificate of KeyBank USA, National Association, as Administrator of the Registrant, and the Independent Auditor's Report of Ernst & Young with respect to the activities of the Administrator during the fiscal year ended December 31, 2000.

               See Exhibit 99(e) a Certificate of Bank One, National Association, as Issuer of the Registrant with respect to the activities of the Issuer during the fiscal year ended December 31, 2000.

Item 3.        Legal Proceedings.
               -----------------

               The Registrant knows of no material pending legal proceedings involving the Registrant or its property.

Item 4.        Submission of Matters to a Vote of Security Holders.
               ---------------------------------------------------

               No matters were submitted to Certificateholders or Noteholders for a vote during the fiscal year covered by this Annual Report.

                                     PART II

Item 5.        Market for Registrant's Common Equity and related Stockholder
               -------------------------------------------------------------
               Matters.
               --------
               At December 31, 2000, there were two (2) registered holders of the Registrant's Floating Rate Asset Backed Certificates ("Certificates") (i) Key Bank USA, National Association and (ii) CEDE & Co., as nominee of The Depository Trust Company ("DTC"). At December 31, 2000, there were two (2) persons registered on the books of DTC as record owner of Certificates. There is no established public market in which the Certificates are traded.

Item 6.        Selected Financial Data.
               -----------------------

               Omitted.

Item 7.        Management's Discussion and Analysis of Financial Condition and
               ---------------------------------------------------------------
               Results of Operations.
               ----------------------

               Omitted.

Item 8.        Financial Statements and Supplementary Data.
               -------------------------------------------

               Omitted.

Item 9.        Changes in and Disagreements with Accountants on Accounting and
               ---------------------------------------------------------------
               Financial Disclosure.
               ---------------------

               None.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.
              --------------------------------------------------

              Omitted.

Item 11..     Executive Compensation.
              ----------------------

              Omitted.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.
              --------------------------------------------------------------

              As of December 31, 2000, the Certificates were registered in the name of (i) Key Bank USA, National Association and (ii) CEDE & Co., as nominee of DTC. As of December 29, 2000, the books of DTC indicate that the two (2) DTC participant institution listed below was the record owner of in excess of five percent (5%) of the Certificates issued by the Registrant. Only such participant, however, knows the identity of the beneficial owners of interests in such Certificates.



                               Name and Address of                  Amount and Nature of               Percent of
Title of Class                 Beneficial Owner                     Beneficial Ownership               Class
------------------------------ ------------------------------------ ---------------------------------- -----------------
Floating Rate Asset            Bankers Trust Company                $  48,350,000. Principal           74.4
Backed Certificates            Attn: John Lasher                    amount of Certificates
                               648 Grassmere Park Road
                               Nashville, TN 37211
------------------------------ ------------------------------------ ---------------------------------- -----------------
                               State Street Bank and Trust          $  16,000,000. Principal           24.6
                               Company                              amount of Certificates
                               Attn: Joseph J Callahan
                               1776 Heritage Dr.
                               No. Quency MA 02171


Item 13.        Certain Relationships and Related Transactions.
                ----------------------------------------------

                Omitted.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.
           ---------------------------------------------------------------

           (a)(1) Financial Statements
                  --------------------
                Not Applicable.

           (a)(2) Financial Statement Schedules
                Not Applicable.

           (b) Reports on Form 8-K filed during the last quarter of 2000:
               ---------------------------------------------------------
                8-K dated November 27, 2000, reporting under Item 5 thereof, the regularly quarterly distribution to the holders of the Trust's Floating Rate Asset Backed Certificates and Floating Rate Asset Backed Notes and the distribution of the Certificateholder's Statement and Noteholder's Statement.

           (c) Exhibits.  The following documents are filed as part of this
               --------
               Annual Report on Form 10-K.

EXHIBIT NUMBER                        DESCRIPTION
     99(a) Master Servicer's Compliance Certificate, Key Bank USA, National Association.

     99(b) Subservicer's Compliance Certificate from Pennsylvania Higher Education Assistance Agency ("PHEAA").

     99(c) Subservicer's Compliance Certificate from Great Lakes Educational Loan Services, Inc. ("Great Lakes").

     99(d)           Administrator's Compliance Certificate.

     99(e)           Issuer's Compliance Certificate.

     99(f) Independent Accountant's Report of KPMG Peat Marwick regarding PHEAA

     99(g)           Independent Accountant's Report of Ernst & Young regarding
                     Great Lakes.

     99(h)           Independent Auditor's Report of Ernst & Young.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Date:  March 30, 2001
                                KEYCORP STUDENT LOAN TRUST 1999-B

                                BY: BANK ONE, NATIONAL ASSOCIATION, NOT IN
                                ITS INDIVIDUAL CAPACITY BUT SOLELY AS ELIGIBLE LENDER TRUSTEE ON BEHALF OF THE TRUST

                                By:      /s/ Jeffrey L. Kinney
                                    ------------------------------------------
                                Name:         Jeffrey L. Kinney
                                    ------------------------------------------
                                Title:        Vice President
                                    ------------------------------------------

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

                                INDEX OF EXHIBITS



EXHIBIT NUMBER                      DESCRIPTION                            PAGE

     99(a)                Master Servicer's Compliance                       8
                                    Certificate                              -

     99(b)             Subservicer's Compliance Certificate                  9
                                       PHEAA                                 -

     99(c)             Subservicer's Compliance Certificate                 10
                                    Great Lakes                             --

     99(d)             Administrator's Compliance Certificate               11
                                                                            --

     99(e)                Issuer's Compliance Certificate                   12
                                                                            --

     99(f)              Independent Accountant's Report of                  13
                            KPMG Peat Marwick regarding                     --
                                       PHEAA

     99(g)              Independent Accountant's Report of                  18
                        Ernst & Young regarding Great Lakes                 --

     99(h)              Independent Auditor's Report of Ernst               19
                                       & Young                              --