Form 10-K
period 2001-12-31
KEYCORP STUDENT LOAN TRUST 1999 B
filed 2002-03-28
CIK 1110760

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20659

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                .
                               --------------      ---------------


                      Commission File Number: 333-80109-01


                        KEYCORP STUDENT LOAN TRUST 1999-B
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                     36-4318790
---------------------------------            -----------------------------------
  STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION                    IDENTIFICATION NO.)


  C/O KEY BANK USA, NATIONAL ASSOCIATION, AS ADMINISTRATOR, 800 SUPERIOR AVE.,
  ----------------------------------------------------------------------------
 ATTN: DEBRA FRONIUS, CLEVELAND, OHIO                        44114
----------------------------------------     -----------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

Registrant's telephone number, including area code: (216) 828-9353
                                                    ----------------------------

Securities Registered pursuant to Section 12(b) of the Act:         None
                                                            --------------------

Securities Registered pursuant to Section 12(g) of the Act:         None
                                                            --------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
     ---       ---

     The registrant has no officer, director or beneficial owner of more than 10% of equity securities to whom Section 16(a) of the Act applies and consequently Item 405 of Regulation S-K does not apply.

         The registrant does not have any voting stock, has not been involved in bankruptcy proceedings during the past five years and is not a corporate registrant.

         No documents are incorporated by reference into this Form 10-K.
                             Exhibit Index on Page 7
                               Page 1 of 20 Pages

     This Annual Report on Form 10-K is filed in reliance upon certain no action letters, including a letter dated May 9, 1997, issued by the Chief Counsel, Division of Corporate Finance of the Securities and Exchange Commission relating to the KeyCorp Student Loan Trust 1996-A, Registration No. 333-4274, stating that the Division will not object if the Registrant files reports pursuant to Sections 13 and 15(d) of the Securities Exchange Act in the manner described in a letter dated April 28, 1997, to the Office of Chief Counsel on behalf of Key Bank USA and said Trust. Accordingly, certain items have been omitted from or modified in this Annual Report on Form 10-K.

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

         See Exhibit 99(a), a Certificate of Key Bank USA, National Association, as Master Servicer of the Registrant with respect to the activities of the Master Servicer during the fiscal year ended December 31, 2001.

         See Exhibits 99(b) and 99(f), a Certificate of Pennsylvania Higher Education Assistance Agency, as Subservicer of the Registrant, and the Independent Accountant's Report of KPMG Peat Marwick with respect to the activities of such Subservicer during the calendar year ended December 31, 2001.

         See Exhibits 99(c) and 99(g), a Certificate of Great Lakes Educational Loan Services, Inc. ("Great Lakes"), as Subservicer of the Registrant , and the Independent Accountant's Report of Ernst & Young with respect to the activities of such Subservicer during the calendar year ended December 31, 2001.

         See Exhibits 99(d) and 99(h), a Certificate of KeyBank USA, National Association, as Administrator of the Registrant, and the Independent Auditor's Report of Ernst & Young with respect to the activities of the Administrator during the fiscal year ended December 31, 2001.

         See Exhibit 99(e), a Certificate of the Registrant, through Bank One, National Association, as Eligible Lender Trustee of the Registrant with respect to the activities of the Registrant as Issuer during the fiscal year ended December 31, 2001.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and related Stockholder Matters.

         At December 31, 2001, there were two (2) registered holders of the Registrant's Floating Rate Asset Backed Certificates ("Certificates")
         (i) Key Bank USA, National Association and (ii) CEDE & Co., as nominee of The Depository Trust Company ("DTC"). At December 31, 2001, there were three (3) persons registered on the books of DTC as record owner of Certificates. There is no established public market in which the Certificates are traded.

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

         Omitted.

Item 11. Executive Compensation.

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         As of December 31, 2001, the Certificates were registered in the name of (i) Key Bank USA, National Association and (ii) CEDE & Co., as nominee of DTC. As of December 29, 2001, the books of DTC indicate that the two (2) DTC participant institution listed below was the record owner of in excess of five percent (5%) of the Certificates issued by the Registrant. Only such participant, however, knows the identity of the beneficial owners of interests in such Certificates.

                               Name and Address of                  Amount and Nature of
Title of Class                 Beneficial Owner                     Beneficial Ownership     Percent of Class
--------------                 -------------------------------      --------------------     ----------------
Floating Rate Asset            Bankers Trust Company                $48,350,000. Principal         74.4
Backed Certificates            Attn:  John Lasher                   amount of Certificates
                               648 Grassmere Park Road
                               Nashville, TN 37211

                               JP Morgan Chase Bank                 $16,000,000. Principal         24.6
                               Attn:  Paula J. Dabner               amount of Certificates
                               c/o JP Morgan Investor Services
                               Dallas, Texas 75254

Item 13. Certain Relationships and Related Transactions.

         Omitted.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.


         (a)(1) Financial Statements

             Not Applicable.

         (a)(2) Financial Statement Schedules

             Not Applicable.

         (b) Reports on Form 8-K filed during the last quarter of 2001:

             8-K dated November 27, 2001, reporting under Item 5 thereof, the regular quarterly distribution to the holders of the Trust's Floating Rate Asset Backed Certificates and Floating Rate Asset Backed Notes and the distribution of the Certificateholder's Statement and Noteholder's Statement.


         (c) Exhibits. The following documents are filed as part of this Annual Report on Form 10-K.

EXHIBIT NUMBER                                          DESCRIPTION
--------------                                          -----------
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


Date: March 28, 2002
                                  KEYCORP STUDENT LOAN TRUST 1999-B


                                  BY: BANK ONE, NATIONAL ASSOCIATION, NOT IN
                                  ITS INDIVIDUAL CAPACITY BUT SOLELY AS
                                  ELIGIBLE LENDER TRUSTEE ON BEHALF OF THE TRUST

                                  By:            /S/ JEFFREY L. KINNEY
                                     -------------------------------------------

                                  Name:            Jeffrey L. Kinney
                                       -----------------------------------------

                                  Title:             Vice President
                                        ----------------------------------------



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

                                INDEX OF EXHIBITS

EXHIBIT NUMBER                            DESCRIPTION                                PAGE
--------------                            -----------                                ----
    99(a)                   Master Servicer's Compliance Certificate                   8

    99(b)                  Subservicer's Compliance Certificate PHEAA                  9

    99(c)               Subservicer's Compliance Certificate Great Lakes              10

    99(d)                    Administrator's Compliance Certificate                   11

    99(e)                       Issuer's Compliance Certificate                       12

    99(f)                 Independent Accountant's Report of KPMG Peat                13
                                    Marwick regarding PHEAA

    99(g)               Independent Accountant's Report of Ernst & Young              18
                                     regarding Great Lakes

    99(h)                Independent Auditor's Report of Ernst & Young                20