Form 10-K
period 2002-12-31
KEYCORP STUDENT LOAN TRUST 1999 B
filed 2003-03-31
CIK 1110760

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20659

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended  DECEMBER 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________.


                      Commission File Number: 333-80109-01

                        KEYCORP STUDENT LOAN TRUST 1999-B
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         DELAWARE                                                 36-4318790
--------------------------------                             -------------------
  STATE OR OTHER JURISDICTION                                 (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION                             IDENTIFICATION NO.)


  C/O KEY BANK USA, NATIONAL ASSOCIATION, AS ADMINISTRATOR, 800 SUPERIOR AVE.,
--------------------------------------------------------------------------------
  ATTN:  DEBRA FRONIUS, CLEVELAND, OHIO                             44114
-----------------------------------------                    -------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

Registrant's telephone number, including area code:  (216) 828-9353

Securities Registered pursuant to Section 12(b) of the Act:  NONE

Securities Registered pursuant to Section 12(g) of the Act:  NONE


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

                             Exhibit Index on Page 8
                               Page 1 of 25 Pages

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

          See Exhibit 99(a), a Certificate of Key Bank USA, National Association, as Master Servicer of the Registrant with respect to the activities of the Master Servicer during the fiscal year ended December 31, 2002.

          See Exhibits 99(b) and 99(f), a Certificate of Pennsylvania Higher Education Assistance Agency, as Subservicer of the Registrant, and the Independent Accountant's Report of KPMG Peat Marwick with respect to the activities of such Subservicer during the calendar year ended December 31, 2002.

          See Exhibits 99(c) and 99(g), a Certificate of Great Lakes Educational Loan Services, Inc. ("Great Lakes"), as Subservicer of the Registrant, and the Independent Accountant's Report of Ernst & Young with respect to the activities of such Subservicer during the calendar year ended December 31, 2002.

          See Exhibits 99(d) and 99(h), a Certificate of KeyBank USA, National Association, as Administrator of the Registrant, and the Independent Auditor's Report of Ernst & Young with respect to the activities of the Administrator during the fiscal year ended December 31, 2002.

          See Exhibit 99(e), a Certificate of the Registrant, through Bank One, National Association, as Eligible Lender Trustee of the Registrant with respect to the activities of the Registrant as Issuer during the fiscal year ended December 31, 2002.

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

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          At December 31, 2002, there were two (2) registered holders of the Registrant's Floating Rate Asset Backed Certificates ("Certificates")
          (i) Key Bank USA, National Association and (ii) CEDE & Co., as nominee of The Depository Trust Company ("DTC"). At December 31, 2002, there were three (3) persons registered on the books of DTC as record owner of Certificates. There is no established public market in which the Certificates are traded.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          Omitted.

                                                                    Page 4 of 25
Item 11.  EXECUTIVE COMPENSATION.

          Omitted.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          As of December 31, 2002, the Certificates were registered in the name of (i) Key Bank USA, National Association and (ii) CEDE & Co., as nominee of DTC. As of December 31, 2002, the books of DTC indicate that the two (2) DTC participant institution listed below was the record owner of in excess of five percent (5%) of the Certificates issued by the Registrant. Only such participant, however, knows the identity of the beneficial owners of interests in such Certificates.

                      Name and Address of         Amount and Nature of     Percent
Title of Class        Beneficial Owner            Beneficial Ownership     of Class
-----------------------------------------------------------------------------------
Floating Rate Asset   Deutsche Bank Trust         $48,350,000. Principal     74.4
Backed Certificates   Company Americas            amount of Certificates
                      Attn: John Lasher
                      648 Grassmere Park Road
                      Nashville, TN 37211
-----------------------------------------------------------------------------------
                      JP Morgan Chase Bank        $16,000,000. Principal     24.6
                      Attn: Paula J. Dabner       amount of Certificates
                      c/o Proxy/Class
                      Actions/Bankruptcy
                      Dallas, Texas 75254

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Omitted.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
          (a)(1) FINANCIAL STATEMENTS
               Not Applicable.

          (a)(2) FINANCIAL STATEMENT SCHEDULES

               Not Applicable.

          (b) REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF 2002:

              8-K dated November 27, 2002, reporting under Item 5 thereof, the regular quarterly distribution to the holders of the Trust's Floating Rate Asset Backed Certificates and Floating Rate Asset Backed Notes and the distribution of the Certificateholder's Statement and Noteholder's Statement.

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

     99(a) Master Servicer's Compliance Certificate, Key Bank USA, National Association.

     99(b) Subservicer's Compliance Certificate from Pennsylvania Higher Education Assistance Agency ("PHEAA").

     99(c) Subservicer's Compliance Certificate from Great Lakes Educational Loan Services, Inc. ("Great Lakes").

     99(d)      Administrator's Compliance Certificate.

     99(e)      Issuer's Compliance Certificate.

     99(f)      Independent Accountant's Report of KPMG Peat Marwick regarding
                PHEAA.

     99(g)      Independent Accountant's Report of Ernst & Young regarding Great
                Lakes.

     99(h)      Independent Auditor's Report of Ernst & Young.


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Date: March 28, 2003


                                   KEYCORP STUDENT LOAN TRUST 1999-B


                                   BY: KEY BANK USA, NATIONAL ASSOCIATION,
                                       AS ADMINISTRATOR, ON BEHALF OF THE TRUST

                                   By: /s/ DARLENE H. DIMITRIJEVS
                                       -----------------------------------------
                                       Name: Darlene H. Dimitrijevs
                                       Title: Senior Vice President

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

                        KEYCORP STUDENT LOAN TRUST 1999-B
                                  CERTIFICATION

I, Darlene H. Dimitrijevs, hereby certify that I am a Senior Vice President of Key Bank USA, National Association, the Master Servicer and Administrator of KeyCorp Student Loan Trust 1999-B and as such, I certify that:

     1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of KeyCorp Student Loan Trust 1999-B (the "Trust");

     2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

     3. Based on my knowledge, the distribution or servicing information required to be provided to the Eligible Lender Trustee and the Indenture Trustee by the Administrator under the related Sale and Servicing Agreement, or similar agreement, for inclusion in these reports is included in these reports;

     4. I am responsible for reviewing the activities performed by the Master Servicer under the related Sale and Servicing Agreement, or similar agreement, and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the Master Servicer has fulfilled its obligations under that agreement; and

     5. The reports disclose all significant deficiencies relating to the Master Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the related Sale and Servicing Agreement, or similar agreement, that is included in these reports.

In giving the certification above, I have reasonably relied on information provided to me by the following unaffiliated parties: Pennsylvania Higher Education Assistance Agency, Great Lakes Educational Loan Services, Inc., Bank One National Association, as Eligible Lender Trustee, and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as Indenture Trustee.



Date:  March 20, 2003                       /s/ DARLENE H. DIMITRIJEVS
                                            -----------------------------------
                                            Darlene H. Dimitrijevs
                                            Senior Vice President
                                            Key Bank USA, National Association

                                INDEX OF EXHIBITS




EXHIBIT NUMBER                     DESCRIPTION                              PAGE

    99(a)        Master Servicer's Compliance Certificate                     9

    99(b)        Subservicer's Compliance Certificate PHEAA                  10

    99(c)        Subservicer's Compliance Certificate Great Lakes            11

    99(d)        Administrator's Compliance Certificate                      12

    99(e)        Issuer's Compliance Certificate                             13

    99(f)        Independent Accountant's Report of KPMG Peat                14
                 Marwick regarding PHEAA

    99(g)        Independent Accountant's Report of Ernst & Young            19
                 regarding Great Lakes

    99(h)        Independent Auditor's Report of Ernst & Young               25