Form 10-K
period 2003-12-31
KEYCORP STUDENT LOAN TRUST 1999 B
filed 2004-03-25
CIK 1110760

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20659

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
For the fiscal year ended     December 31, 2003
                          ------------------------------------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________.

                      Commission File Number:   333-80109-01
                                             ---------------

                        KEYCORP STUDENT LOAN TRUST 1999-B
           ----------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      DELAWARE                                            36-4318790
--------------------------------                      --------------------------
STATE OR OTHER JURISDICTION                                (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION                           IDENTIFICATION NO.)

  C/O KEY BANK USA, NATIONAL ASSOCIATION, AS ADMINISTRATOR, 800 SUPERIOR AVE.,
--------------------------------------------------------------------------------
  ATTN:  DEBRA FRONIUS, CLEVELAND, OHIO                          44114
----------------------------------------------------          --------------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

Registrant's telephone number, including area code:   (216) 828-9353
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

      No documents are incorporated by reference into this Form 10-K.
                           Exhibit Index on Page   8
                                                 ------

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

         See Exhibit 99(a), a Certificate of Key Bank USA, National Association, as Master Servicer of the Registrant with respect to the activities of the Master Servicer during the fiscal year ended December 31, 2003.

         See Exhibits 99(b) and 99(f), a Certificate of Pennsylvania Higher Education Assistance Agency, as Subservicer of the Registrant, and the Independent Accountant's Report of KPMG LLP with respect to the activities of such Subservicer during the calendar year ended December 31, 2003.

         See Exhibits 99(c) and 99(g), a Certificate of Great Lakes Educational Loan Services, Inc. ("Great Lakes"), as Subservicer of the Registrant, and the Independent Accountant's Report of Ernst & Young with respect to the activities of such Subservicer during the calendar year ended December 31, 2003.

         See Exhibits 99(d) and 99(h), a Certificate of KeyBank USA, National Association, as Administrator of the Registrant, and the Independent Auditor's Report of Ernst & Young with respect to the activities of the Administrator during the fiscal year ended December 31, 2003.

         See Exhibit 99(e), a Certificate of the Registrant, through JPMorgan Chase Bank, as successor in interest to Bank One, National Association, as Eligible Lender Trustee of the Registrant with respect to the activities of the Registrant as Issuer during the fiscal year ended December 31, 2003.

Item 3.  Legal Proceedings.

         The Registrant knows of no material pending legal proceedings involving the Registrant or its property.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to Certificateholders or Noteholders for a vote during the fiscal year covered by this Annual Report.

                                     PART II

Item 5.  Market for Registrant's Common Equity and related Stockholder
         Matters. At December 31, 2003, there were two (2) registered holders of the Registrant's Floating Rate Asset Backed Certificates ("Certificates") (i) Key Bank USA, National Association and (ii) CEDE & Co., as nominee of The Depository Trust Company ("DTC"). At December 31, 2003, there were three (3) persons registered on the books of DTC as record owner of Certificates. There is no established public market in which the Certificates are traded.

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

         Omitted.

Item 11. Executive Compensation.

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         As of December 31, 2003, the Certificates were registered in the name of (i) Key Bank USA, National Association and (ii) CEDE & Co., as nominee of DTC. As of December 31, 2003, the books of DTC indicate that the two (2) DTC participant institution listed below was the record owner of in excess of five percent (5%) of the Certificates issued by the Registrant. Only such participant, however, knows the identity of the beneficial owners of interests in such Certificates.

                     Name and Address of       Amount and Nature of   Percent of
Title of Class       Beneficial Owner          Beneficial Ownership   Class
--------------       ----------------          --------------------   -----
Floating Rate Asset  Deutsche Bank Trust       $  48,350,000.          74.4
Backed Certificates  Company Americas          Principal amount of
                     Attn: John Lasher         Certificates
                     648 Grassmere Park Road
                     Nashville, TN 37211

                     JP Morgan Chase Bank      $  16,000,000.          24.6
                     Attn:  Paula J. Dabner    Principal amount of
                     c/o Proxy/Class           Certificates
                     Actions/Bankruptcy
                     Dallas, Texas 75254

Item 13. Certain Relationships and Related Transactions.

         Omitted.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
         (a)(1) Financial Statements

             Not Applicable.

         (a)(2) Financial Statement Schedules

             Not Applicable.

         (b) Reports on Form 8-K filed during the last quarter of 2003: 8-K dated November 25, 2003, reporting under Item 5 thereof, the regular quarterly distribution to the holders of the Trust's Floating Rate Asset Backed Certificates and Floating Rate Asset Backed Notes and the distribution of the Certificateholder's Statement and Noteholder's Statement.

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
       99(a)        Master Servicer's Compliance Certificate, Key Bank USA,
                    National Association.

       99(b)        Subservicer's Compliance Certificate from Pennsylvania
                    Higher Education Assistance Agency ("PHEAA").

       99(c)        Subservicer's Compliance Certificate from Great Lakes
                    Educational Loan Services, Inc. ("Great Lakes").

       99(d)        Administrator's Compliance Certificate.

       99(e)        Issuer's Compliance Certificate.

       99(f)        Independent Accountant's Report of KPMG LLP regarding
                    PHEAA.

       99(g)        Independent Accountant's Report of Ernst & Young regarding
                    Great Lakes.

       99(h)        Independent Auditor's Report of Ernst & Young.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Date:  March 19, 2004
                                   KEYCORP STUDENT LOAN TRUST 1999-B

                                   BY:  KEY BANK USA, NATIONAL ASSOCIATION,
                                        AS ADMINISTRATOR, ON BEHALF OF THE TRUST

                                   By:        /S/ DARLENE H. DIMITRIJEVS
                                     ---------------------------------------

                                   Name:      Darlene H. Dimitrijevs
                                           ---------------------------------

                                   Title:     Senior Vice President
                                           ---------------------------------



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

In giving the certification above, I have reasonably relied on information provided to me by the following unaffiliated parties: Pennsylvania Higher Education Assistance Agency, Great Lakes Educational Loan Services, Inc., JPMorgan Chase Bank as successor in interest to Bank One National Association, as Eligible Lender Trustee, and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as Indenture Trustee.

Date:  February 19, 2004                  /S/ DARLENE H. DIMITRIJEVS
                                          ----------------------------------
                                          Darlene H. Dimitrijevs
                                          Senior Vice President
                                          Key Bank USA, National Association

                        KEYCORP STUDENT LOAN TRUST 1999-B
                                  CERTIFICATION

                                INDEX OF EXHIBITS

EXHIBIT NUMBER                  DESCRIPTION                      PAGE
--------------                  -----------                      ----
    99(a)         Master Servicer's Compliance Certificate         9

    99(b)           Subservicer's Compliance Certificate          10
                                   PHEAA

    99(c)           Subservicer's Compliance Certificate          11
                                Great Lakes

    99(d)          Administrator's Compliance Certificate         12

    99(e)             Issuer's Compliance Certificate             13

    99(f)           Independent Accountant's Report of            14
                        KPMG LLP regarding PHEAA

    99(g)           Independent Accountant's Report of            20
                   Ernst & Young regarding Great Lakes

    99(h)          Independent Auditor's Report of Ernst &        24
                                   Young